Form 10-Q
period 2004-06-30
PDC 2003-A LP
filed 2004-08-11
CIK 1270426

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2004

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

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2004 and December 31, 2003

Assets
	2004	2003
	(Unaudited)

Current assets:
Cash	$ 3,938	7,660
Accounts receivable - oil and gas revenues	483,119	827,441
Total current assets	487,057	835,101

Oil and gas properties, successful efforts method	9,231,819	9,231,819
Less accumulated depreciation, depletion
and amortization	1,200,047	672,471
	8,031,772	8,559,348

	$ 8,518,829	9,394,449

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 102,033	11,718
Total current liabilities	102,033	11,718

Asset retirement obligations	6,772	6,772

Partners' Equity	8,410,024	9,375,959

	$8,518,829	9,394,449

See accompanying notes to financial statements.

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three and Six Months ended June 30, 2004

(Unaudited)

Three Months Ended June 30, Six Months Ended June 30,

	2004	2003	2004	2003
Revenues:
Sales of oil and gas	$674,482	-	1,363,8735	-
Interest income	301	-	506	-
	674,783	-	1,364,379	-
Expenses:
Lifting cost	110,794	-	210,434	-
Direct administration cost	-	-	-	-
Depreciation, depletion, and amortization	257,075	-	527,576	-
Management fee	-	212,076	-	212,076
	367,869	212,076	738,010	212,076
Net income (loss)	$ 306,914	(212,076)	626,369	(212,076)

Net income (loss) per limited partner unit	$ 579	(500)	1,181	(500)

See accompanying notes to financial statements.

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Six months ended June 30, 2004

(Unaudited)

	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income (loss)	Total

Balance December 31, 2003	$7,501,106	1,875,277	(424)	9,375,959

Distributions to partners	(1,197,569)	(299,391)	-	(1,496,960)

Comprehensive income:
Net income	501,095	125,274	-	626,369
Change in fair value of outstanding hedging positions			(70,777)
Less reclassification adjustments for settled contracts included in net income			(24,567)
Other comprehensive loss			(95,344)	(95,344)
Comprehensive income				531,025

Balance June 30, 2004	$ 6,804,632	1,701,160	(95,768)	8,410,024

See accompanying notes to financial statements.

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Cash Flows

Six Months ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income (loss)	$626,369	(212,076)
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	527,576	-
Changes in operating assets and liabilities:
Decrease in accounts receivable - oil and gas revenues	344,322	-
Decrease in accrued expenses	(5,029)	-
Net cash provided from (used by) operating activities	1,493,238	(212,076)

Cash flows from investing activities: Expenditures for oil and gas properties	-	(9,225,311)
Net cash used by investing activities	-	(9,225,311)

Cash flows from financing activities:
Limited and additional general partners contributions	-	8,483,045
Managing General Partner contribution	-	1,845,062
Syndication cost paid	-	(890,720)
Distributions to partners	(1,496,960)	-
Net cash (used by) provided from financing activities	(1,496,960)	9,437,387

Net (decrease) increase in cash	(3,722)	-
Cash at beginning of period	7,660	-
Cash at end of period	$ 3,938	-

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

3. Oil and Gas Properties

The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves which will be determined at year end by an independent petroleum engineer, Wright and Company, Inc. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

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

6. New Accounting Standards

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights (leases) associated with extracting oil and gas intangible assets in the balance sheets, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Partnership has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

separate intangible assets line item on the balance sheet, the Partnership would be required to reclassify the historical cost of approximately $219,125 of mineral rights associated with developed oil and gas properties as of June 30, 2004 and December 31, 2003 out of oil and gas properties and into a separate intangible mineral rights assets line item. The Partnership's total balance sheet, cash flows and results of operations would not be affected since such intangible assets would continue to be amortized and assessed for impairment. There is a proposed FASB staff position issued that clarifies that reclassification will not be necessary under the exception to SFAS No. 142 but the comment period is still open. Final resolution is expected by the end of the Partnership's third quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership was funded on April 30, 2003 with initial Limited and Additional General Partner contributions of $8,483,045 and the Managing General Partner's cash contribution of $1,845,062 in accordance with the Agreement. After payment of syndication costs of $890,720 and a one-time management fee to the Managing General Partner of $212,076 the Partnership had available cash of $9,225,311 for Partnership activities. Operations commenced in the third quarter of 2003.

The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by December 31, 2003. Twenty-five wells have been drilled, all of which have been completed as producing wells. No additional wells will be drilled.

The Partnership had net working capital at June 30, 2004 of $385,024.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended June 30, 2004

Oil and gas sales for the three months ended June 30, 2004 were $674,482. For the three months ended June 30, 2004, the Partnership sold 96,461 Mcf of gas and 6,912 barrels of oil at average prices of $4.56 and $33.92, respectively. Lifting cost per Mcfe in the second quarter of 2004 amounted to $.80. Depreciation, depletion and amortization was $257,075 for the second quarter ended June 30, 2004. Cash distributions to the partners amounted to $708,013 in the second quarter of 2004.

Six months ended June 30, 2004

Oil and gas sales for the six months ended June 30, 2004 were $1,363,873. For the six months ended June 30, 2004, the Partnership sold 191,890 Mcf of gas and 15,200 barrels of oil at average prices of $4.45 and $33.57, respectively. The Lifting cost per Mcfe in the first six months of 2004 amounted to $.74. Depreciation, depletion and amortization were $527,576 for the six months ended June 30, 2004. Cash distributions to the partners amounted to $1,496,960 in the first six months of 2004.

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

Depreciation, Depletion and Amortization

Exploration and development costs are accounted for by the successful efforts method.

Costs of proved properties including leasehold acquisition, exploration and development costs and equipment are depreciated or depleted by the unit-of-production method based on estimated proved developed oil and gas reserves.

The judgments used in applying the above policies are based on management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates. See additional discussions in this Management's Discussion and Analysis.

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

Because of the uncertainty surrounding natural gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through October of 2005 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from April 2004 through October 2004, the Partnership has floors in place in a range from $3.20 to $4.17 on 20,114 Mmbtu of monthly production and ceilings in place at $4.70 on 10,057 Mmbtu of monthly production.

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Open option contracts maturing in the next twelve months are for the sales of 100,571 Mmbtu of natural gas with an average ceiling price of $5.17 and for the sale of 201,143 Mmbtu of natural gas with an average floor price of $4.11 and a fair value of $(52,073). The maximum term over which the Partnership is hedging exposure to variability of cash flows for commodity price risk is 16 months. For the period from November 2004 through March 2005, the Partnership has floors in place at $5.04 on 16,091 Mmbtu of monthly production and ceilings in place at $6.00 on 8,046 Mmbtu of monthly production. For the period April 2005 through October 2005, the Partnership has floors in place at $3.10 on 13,410 Mmbtu of monthly production and ceilings in place at $4.43 on 6,705 Mmbtu of monthly production. As of June 30, 2004 the Partnership had total option contracts for the sale of 127,390 Mmbtu of natural gas with an average ceiling price of $5.01 and for the sale of 254,781 Mmbtu of natural gas with an average floor price of $3.90. The fair value of these floors and ceilings on natural gas as of June 30, 2004 is $(57,401).

As of June 30, 2004 the Partnership had total open oil future contracts on 6,974 barrels of oil with a total contract amount of $220,580 and a fair value of $(38,367). All of the oil future contracts mature within the next twelve months.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2004, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31.1
Rule 13a-14(a)/15d-14(a)Certification by Chief Financial Officer	31.2
Section 1350 Certifications by Chief Executive Officer	32.1

Section 1350 Certifications by Chief Financial Officer	32.2

           (b) No reports on Form 8-K have been filed during the quarter ended

                June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 2003-A Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: August 11, 2004	/s/ Steven R. Williams Steven R. Williams President

Date: August 11, 2004	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer