Form 10-K
period 2004-12-31
PDC 2003-A LP
filed 2005-04-15
CIK 1270426

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

  THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2004

  Commission File Number   000-50615

[]Transition Report Pursuant to Section 13 or 15(d) of the Securities

 Exchange Act of 1934 for the transaction period from         to

PDC 2003-A LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

West Virgini a (State or other jurisdiction of incorporation or organization)	30-0059674 (I.R.S. Employer Identification No.)

103 East Main Street, Bridgeport, West Virginia  26330

(Address of principal executive offices)     (zip code)

Registrant's telephone number, including area code           (304) 842-3597

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

     Since the commencement of operations on April 30, 2003, the Partnership has been engaged in onshore, domestic oil and gas exploration exclusively in the Rocky Mountain Region.  A total of 6 limited partners contributed initial capital of $180,000 and a total of 440 additional general partners contributed initial capital of $8,303,045 and PDC (Managing General Partner) contributed $1,845,062 in capital as a participant in accordance with contribution provisions of the Limited Partnership Agreement (the Agreement).  During 2004 in accordance with the Partnership Agreement, all Additional General Partners were converted to Limited Partners.

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

Employees

     The Partnership has no employees; however, PDC has approximately 120 employees which include a staff of geologists, petroleum engineers, landmen and accounting personnel who administer all of the partnership's operations.

Plan of Operations

     The Partnership participated in the drilling of twenty-five (13.75 net) wells and will continue to operate and produce its twenty-five gross productive wells.  The Partnership does not have unexpended initial capital and no additional drilling activity is planned.

     See Item 2 herein for information concerning the Partnership's gas wells.

Markets for Oil and Gas

     The availability of a market for any oil and gas produced from the operations of the Partnership will depend upon a number of factors beyond the control of the Partnership which cannot be accurately predicted.  These factors include the proximity of the Partnership wells to and the capacity of natural gas pipelines, the availability and price of competitive fuels, fluctuations in seasonal supply and demand, and government regulation of supply and demand created by its pricing and allocation restrictions.  Oversupplies of gas can be expected to occur from time to time and may result in the Partnership's wells being shut-in or curtailed.  Increased imports of oil and natural gas have occurred and are expected to continue. The effects of such imports could adversely impact the market for domestic oil and natural gas. All oil and gas is sold under contracts based on market sensitive indexes that vary from month to month. No fixed price contracts are in place. The Partnership sold oil and natural gas to several entities of which three customers accounted for 41.7%, 27.0% and 21.5% of the Partnership's total oil and natural gas sales for the year ended December 31, 2004 and 46.7%, 23.4% and 14.9% for the period from April 30, 2003 (date of inception) to December 31, 2003.

Derivatives and Hedging Activities

     The Managing General Partner, through its subsidiary Riley Natural Gas, has been in the gas marketing business since 1986. During that time period, the Managing General Partner has utilized and continues to utilize commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production.  These instruments consist of NYMEX-traded natural gas futures and option contracts for eastern Colorado production, and CIG (Colorado Interstate Gas Index)-based contracts for other Colorado production and NYMEX traded oil futures and option contracts for Colorado oil production.  The contracts hedge committed and anticipated natural gas sales, generally forecasted to occur within the next two year period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position.  See "Commodity Price Risk" under Item 7A.

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

State Regulations

     State regulatory authorities have established rules and regulations requiring permits for well operations, reclamation bonds and reports concerning operations.  States also have statutes and regulations concerning the spacing of wells, environmental matters and conservation, and have established regulations concerning the unitization and pooling of oil and gas properties and maximum rates of production from oil and gas wells. The Partnership believes it has complied in all material respects with applicable state regulations. The Partnership estimates it has spent approximately $622 and $69,000 in 2004 and 2003, respectively to comply with federal and state regulations.

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

   ITEM 2.  PROPERTIES.

Drilling Activity

     The following table sets forth the results of the Partnership's drilling activity from April 30, 2003 (date of inception) to December 31, 2004.  All of the Partnership's wells drilled and producing are located in Colorado.

Development Wells
Gross Wells			Net Wells
Productive	Dry	Total	Productive	Dry	Total
25	-	25	13.75	-	13.75

     The Partnership has not participated in any exploratory wells.  No additional drilling activity is planned.

Production

See "Management's Discussion and Analysis" on page 5 for Partnership production.

Reserves

See "Footnote 8" to the Partnership's financial statements for information related to the Partnership's oil and gas reserves.

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

ITEM 3.  LEGAL PROCEEDINGS.

     The Managing General partner as driller/operator is not party to any legal action that it believes would have a  materially adverse affect the Managing General Partner's or Partnership's business, financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     At December 31, 2004, PDC 2003-A Limited Partnership had one Managing General Partner and a total of six Limited Partners who paid for 9.0 units at $20,000 per unit of limited partnership interest, a total of 440 Additional General Partners who paid for 415.1523 units at $20,000 per unit of additional general partnership interests.    No established public trading market exists for the interests.

     Limited and additional general partnership interests are transferable; however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner. There is no established trading market for the securities of the Partnership.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.

	Year Ended December 31,2004	Period from April 30, 2003 (date of inception) to December 31, 2003
Oil and Gas Sales	$2,583,607	$1,579,987
Costs and Expenses	1,472,628	1,123,357
Net income	1,112,081	464,434
Allocation of Net income:
Managing General Partner	222,416	135,302
Limited and Additional General Partners	889,665	329,132
Per Limited and Additional General Partner Unit	2,098	776
Total Assets	8,032,653	9,394,449
Cash Distributions:
Managing General Partner	503,207	105,087
Limited and Additional General Partners	2,012,838	420,351

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

     The Partnership had working capital at December 31, 2004 of $398,273.

     Operations are expected to be conducted with available funds and revenues generated from oil and gas activities.  No bank borrowings are anticipated.

Results of Operations

2004 Results Compared to 2003

     Oil and gas sales for the year ended December 31, 2004 were $2,583,607 compared to $1,579,987 for the period from April 30, 2003 (date of inception) to December 31, 2003.  For the year ended December 31, 2004, the Partnership sold 341,578 Mcf of gas and 24,426 barrels of oil at average sales prices of $4.85 and $37.97, respectively.  This compared with 205,175 Mcf of gas and 25,944 barrels of oil sold at average sales prices of $4.00 and $29.29, respectively for the period ended December 31, 2003. Lifting cost per Mcfe in 2004 amounted to $0.86 as compared to $0.63 for 2003. This increase is partially attributed to the increase in severance and property taxes and a full year of production in 2004. Depreciation, depletion and amortization increased from $672,471 for the period ended December 31, 2003 to $1,038,150 for the year ended December 31, 2004 as a result of higher volumes of natural gas and oil sold.  Cash distributions to the partners amounted to $2,516,045 in 2004 and $525,438 in 2003.

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

    The Partnership's revenues from oil and natural gas sales will be affected by changes in prices.  As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

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

The Managing General Partner currently uses the "Net-Back" method of accounting for transportation arrangements of natural gas sales.  The Managing General Partner sells gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Managing General Partner's customers and reflected in the wellhead price.

                                                                                      6

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

Use of Estimates in Long-Lived Asset Impairment Testing

Impairment testing for long-lived assets and intangible assets with definite lives is required when circumstances indicate those assets may be impaired.  In performing the impairment test, the Partnership would estimate the future cash flows associated with individual assets or groups of assets.  Impairment must be recognized when the undiscounted estimated future cash flows are less than the related asset's carrying amount.  In those circumstances, the asset must be written down to its fair value, which, in the absence of market price information, may be estimated as the present value of its expected future net cash flows, using an appropriate discount rate.  Although cash flow estimates used by the Partnership are based on the relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results.

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

Property acquisition costs are capitalized when incurred.  Geological and geophysical costs and delay rentals are expensed as incurred.  The costs of drilling exploratory wells are capitalized pending determination of whether the wells have discovered economically producible reserves.  If reserves are not discovered, such costs are expensed as dry holes.  Development costs, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, are capitalized.

Unproved properties and leases are written-off to expense when it is determined that they will expire to be abandoned.

Costs of proved properties, including leasehold acquisitions, exploration and development costs and equipment, are depreciated and depleted by the unit-of-production method based on estimated proved developed oil and gas reserves.

Upon sale or retirement of complete fields of depreciable or depletable property, the book value thereof, less proceeds or salvage value, is credited or charged to income.  Upon sale of a partial unit of property, the proceeds are credited to accumulated depreciation and depletion.

Item 7 A.  Quantitative and Qualitative Disclosure About Market Risk.

Market-Sensitive Instruments and Risk Management

     The Partnership's primary market risk exposure is commodity price risk.  This exposure is discussed in detail below:

Commodity Price Risk

     The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its oil and natural gas sales and marketing activities.  These instruments consist of natural gas futures contracts and option contracts for CIG-based contracts traded by JP Morgan for Colorado production.  These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes.

The following tables summarize the open futures and options contracts for the Partnership as of December 31, 2004 and 2003.

Commodity	Type	Quantity	Weighted	Total	Fair
		Gas-Mmbtu	Average	Contract	Market
		Oil-Barrels	Price	Amount	Value
Total Contracts as of December 31, 2004
Natural Gas	Floors	137,711	3,86	-	24,833
Natural Gas	Ceilings	68,855	5.07	-	(54,314)
Oil	Floors	16,542	32,30	534,301	14,093
Oil	Ceilings	8,271	40.00	330,836	(44,738)
Contracts maturing in 12 months following December 31 , 2004
Natural Gas	Floors	137,711	3,86	-	24,833
Natural Gas	Ceilings	68,855	5.07	-	(54,314)
Oil	Floors	16,542	32,30	534,301	14,093
Oil	Ceilings	8,271	40.00	330,836	(44,738)
Prior year Total Contracts as of December 31, 2003
Natural Gas	Purchase	-	-	-	-
Natural Gas	Floors	27,784	3.28	-	-
Natural Gas	Ceilings	27,784	4.84	-	(423)

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 12 months.

The average NYMEX closing price for natural gas for the years 2004 and 2003 was $6.14 per Mmbtu and $5.39 per Mmbtu. The average NYMEX closing price for oil for the years 2004 and 2003 was $41.44 per bbl and $30.98 per bbl.  The average CIG closing price for natural gas for the years 2004 and 2003 was $5.17 per Mmbtu and $4.04 per Mmbtu.  Future near-term gas prices will be affected by various supply and demand factors such as weather, government and environmental regulations and new drilling activities within the industry.

Disclosure of Limitations

     As the information above incorporates only those exposures that exist at December 31, 2004, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     The response to this Item is set forth herein in a separate section of this Report, beginning on Page F-1.

PART III

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

ITEM 9B.  OTHER INFORMATION

NONE

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Partnership has no directors or executive officers.  The partnership is managed by Petroleum Development Corporation (the Managing General Partner).  Petroleum Development Corporation's common stock is traded in the NASDAQ National Market and Form 10-K for 2004 has been filed with the Securities and Exchange Commission.

Although the Partnership has no Code of Ethics, Petroleum Development Corporation, the Managing General Partner of the Partnership, has a Code of Ethics that applies to its senior executive officers.  The Code of Ethics is posted on the website of Petroleum Development Corporation at www.petd.com.

ITEM 11.  EXECUTIVE COMPENSATION.

 NON-APPLICABLE.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership.  See respective drilling prospectus for further information regarding the Limited Partnership Agreement. The following table represents compensation or reimbursements by the Partnership to PDC or other related parties during the year ended December 31, 2004 and the period from April 30, 2003 (date of inception) to December 31, 2003.

	2004	2003
Drilling and completion costs	$ -	9,225,311
Syndication costs*	-	890,720
Management fee	-	212,076
Lifting costs	421,403	227,107
Tax return preparation	3,185	3,185
Direct administrative cost	1,145	2,183

* Consists of broker dealers commission paid to PDC Securities Incorporated (100% subsidiary of the Managing General Partner and Dealer Manager of the drilling program) which was reallowed or paid to the Soliciting Broker Dealers of the drilling program.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For the year ended December 31, 2004 and the period from April 30, 2003 (date of inception) to December 31, 2003, the Partnership paid KPMG LLP $3,717 and   $4,135, respectively for professional services for the audit of the Partnership's financial statements in its Form 10-K and review of financial statements included in the Partnership's Form 10-Qs.  Included in the period from April 30, 2003 (date of inception) to December 31, 2003 KPMG LLP provided income tax services in the amount of $1,000.

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

                                                                                           10

(3)  Exhibits

4.1

Form of Limited Partnership Agreement (incorporated by reference to Appendix A to Form S-1, SEC File No. 333-28535, and Rule 424 final prospectus, dated June 11, 1997, of PDC 1996-1997 Drilling Program, filed with the SEC on June 12, 1997).

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
32.1

Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certifications by Chief Executive Officer of Petroleum Development Corporation, the managing general partner of the Limited Partnership.

CONFORMED COPY

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDC 2003-A Limited Partnership By its Managing General Partner Petroleum Development Corporation

By /s/Steven R. Williams Steven R. Williams, Chairman

April 14, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven R. Williams Steven R. Williams	Chairman, Chief Executive Officer and Director	April 14, 2005

/s/ Darwin L. Stump Darwin L. Stump	Executive Vice President, Treasurer and Director (principal financial and accounting officer)	April 14, 2005

/s/Thomas E. Riley Thomas E. Riley	President and Director	April 14, 2005

/s/Donald B. Nestor Donald B. Nestor	Director	April 14, 2005

/s/ Vincent F. D'Annunzio Vincent F. D'Annunzio	Director	April 14, 2005

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Financial Statements for Annual Report

on Form 10-K to Securities and Exchange

Commission

Year Ended December 31, 2004 and

Period from April 30, 2003 (Date of Inception)

to December 31, 2003

(With Independent Registered Public Accounting Firm's Report Thereon)

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-3
Balance Sheets- December 31, 2004 and 2003	F-4
Statements of Operations - Year Ended December 31, 2004 and Period from April 30, 2003 (Date of Inception) to December 31, 2003	F-5
Statements of Partners' Equity and Comprehensive Income (Loss) - Year Ended December 31, 2004 and Period from April 30, 2003 (Date of Inception) to December 31, 2003	F-6
Statements of Cash Flows - Year Ended December 31, 2004 and Period from April 30, 2003 (Date of Inception) to December 31, 2003	F-7
Notes to Financial Statements	F-8

All financial statement schedules have been omitted because they are not applicable or not required or for the reason that the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Partners

PDC 2003-A Limited Partnership:

We have audited the accompanying balance sheets of PDC 2003-A Limited Partnership (a West Virginia limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and comprehensive income (loss), and cash flows for the year ended December 31, 2004 and for the period from April 30, 2003 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 2003-A Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004 and the period from April 30, 2003 (date of inception) to December 31, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the financial statements, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", in 2003.

                                                                                                                                                                    KPMG LLP

Pittsburgh, Pennsylvania

April 15, 2005

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheet

December 31, 2004 and 2003

Assets

Current assets:	2004	2003
Cash	$ 4,535	$ 7,660
Accounts receivable - oil and gas revenues	506,920	827,441
Total current assets	511,455	835,101

Oil and gas properties, successful efforts method (notes 3 and 5):
Oil and gas properties	9,231,819	9,231,819
Less accumulated depreciation, depletion and amortization	1,710,621	672,471
	7,521,198	8,559,348
	$8,032,653	$9,394,449

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 113,182	$ 11,718
Total current liabilities	113,182	11,718

Asset retirement obligation	7,178	6,772

Partners' equity	7,912,293	9,375,959
	$8,032,653	$9,394,449

See accompanying notes to financial statements.

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Year Ended December 31, 2004 and

Period from April 30, 2003 (Date of Inception) to December 31, 2003

	2004	2003
Revenues:
Sales of oil and gas	$2,583,607	1,579,987
Interest income	1,102	7,804
	2,584,709	1,587,791

Expenses (note 3):
Management fee	-	212,076
Lifting costs	421,403	227,107
Independent engineering fee	4,632	2,200
Independent audit fee	3,717	4,135
Tax return preparation	3,185	3,185
Direct administrative cost	1,551	2,183
Depreciation, depletion and amortization	1,038,150	672,471
	1,472,628	1,123,357

Net income	$1,112,081	464,434

Net income per limited and additional general partner unit	$ 2,098	776

See accompanying notes to financial statements.

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity and Comprehensive Income (Loss)

Year Ended December 31, 2004 and

Period from April 30, 2003 (Date of Inception) to December 31, 2003

Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive

Income (loss)

				Total
Partners' initial capital contributions	$ 8,483,045	$1,845,062	-	$10,328,107
Syndication costs	(890,720)	-		(890,720)

Distributions to partners	(420,351)	(105,087)		(525,438)

Comprehensive income:
Net income	329,132	135,302		464,434
Change in fair value of outstanding hedging positions			(424)
Reclassification adjustment for settled contracts included in net income (loss)			-
Other comprehensive income (loss)			(424)	(424)
Comprehensive income				464,010

Balance December 31, 2003	7,501,106	1,875,277	(424)	9,375,959

Distribution to partners	(2,012,838)	(503,207)		(2,516,045)

Comprehensive income:
Net income	889,665	222,416		1,112,081
Change in fair value of outstanding hedging positions			(117,175)
Reclassification adjustment for settled contracts included in net income (loss)			57,473
Other comprehensive income (loss)			(59,702)	(59,702)
Comprehensive income				1,052,379

Balance December 31, 2004	$6,377,933	1,594,486	(60,126)	$7,912,293

See accompanying notes to financial statements.

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Cash Flows

Year Ended December 31, 2004 and

Period from April 30, 2003 (Date of Inception) to December 31, 2003

	2004	2003
Cash flows from operating activities:
Net income	$1,112,081	464,434
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation, depletion and amortization	1,038,150	672,471
Accretion of asset retirement obligation	406	264
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable - oil & gas revenues	359,447	(827,441)
Increase in accrued expenses	2,836	11,294
Net cash provided from operating activities	2,512,920	321,022

Cash flows from investing activities:
Expenditures for oil and gas properties	-	(9,225,311)
Net cash used by investing activities	-	(9,225,311)

Cash flows from financing activities:
Limited and additional general partner contributions	-	8,483,045
Managing General Partner contribution	-	1,845,062
Syndication cost paid	-	(890,720)
Distributions to partners	(2,516,045)	(525,438)
Net cash (used by) provided from financing activities	(2,516,045)	8,911,949

Net (decrease) increase in cash	(3,125)	7,660
Cash at beginning of period	7,660	-
Cash at end of period	$ 4,535	7,660

See accompanying notes to financial statements.

F-7

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

December 31, 2004

(1)    Summary of Significant Accounting Policies

Partnership Financial Statement Presentation Basis

The financial statements include only those assets, liabilities and results of operations of the partners which relate to the business of PDC 2003-A Limited Partnership (the Partnership).  The statements do not include any assets, liabilities, revenues or expenses attributable to any of the partners' other activities. Petroleum Development Corporation ("PDC") serves as Managing General Partner of the Partnership.

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

The Managing General Partner currently uses the "Net-Back" method of accounting for transportation arrangements of natural gas sales.  The Managing General Partner sells gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Managing General Partner's customers and reflected in the wellhead price.

Sales of oil are recognized when persuasive evidence of a sales arrangement exists, the oil is verified as produced and is delivered in a stock tank, collection of revenue from the sale is reasonably assured and the sales price is determinable.  The Partnership is currently able to sell all the oil that it can

(Continued)

                                                                                    F-8

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

Derivative Financial Instruments

The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production. These instruments consist of NYMEX-traded natural gas futures and option contracts for eastern Colorado production, and CIG (Colorado Interstate Gas Index)-based contracts for other Colorado production and

NYMEX traded oil futures and option contracts for Colorado oil production.  The contracts hedge committed and anticipated natural gas sales generally forecasted to occur within a 24 month period. The Partnership does not hold or issue derivatives for trading or speculative purposes.

All derivatives are recognized on the Partnership balance sheet at their fair value.  On the date the derivative contract is entered into, the Managing General Partner designates the derivative as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments or forecasted transactions.  The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively.  No hedging activities were discontinued during 2004 or 2003.

Changes in fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income (loss), until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of non-hedging derivatives are reported in current-period earnings. The Partnership discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised.  Additionally, if the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or the Partnership determines that designation of the derivative as a hedging instrument is no longer appropriate, hedge accounting will be discontinued.

By using derivative financial instruments to hedge exposures to changes in commodity prices, the Managing General Partner exposes the Partnership to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value

(Continued)

                                                                                    F-9

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

In accordance with the terms of the Limited Partnership Agreement (the Agreement), the Managing General Partner manages all activities of the Partnership and acts as the intermediary for substantially all Partnership transactions.

(3)        Transactions with Managing General Partner and Affiliates

Pursuant to the authorization contained in the Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership.  See respective drilling prospectus for further information regarding the Agreement. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties for the year ended December 31, 2004 and the period from April 30, 2003 (date of inception) to December 31, 2003.

	Year Ended December 31, 2004	Period from December 31, 2003 (date of inception) to December 31, 2003
Drilling and completion costs	$ -	9,225,311
Syndication cost*	-	890,720
Management fee	-	212,076
Lifting costs	421,403	227,107
Tax return preparation	3,185	3,185
Direct administrative cost	1,145	2,183

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

Partnership Costs	Investor Partners(5)(6)	Managing General Partner (5)(6)
Broker-dealer Commissions and Expenses(1)	100%	0%
Management Fee(2)	100%	0%
Lease Costs	0%	100%
Tangible Well Costs	0%	100%
Intangible Drilling and Development Costs	100%	0%
Total Drilling and Completion Costs	80%	20%
Operating Costs(3)	80%	20%
Direct Costs(4)	80%	20%
Administrative Costs	0%	100%

Partnership Revenues
Sale of Oil and Gas Production	80%	20%
Sale of Productive Properties	80%	20%
Sale of Equipment	0%	100%
Sale of Undeveloped Leases.	80%	20%
Interest Income	80%	20%

____________________

(1)     Organization and offering costs, net of the dealer manager commissions, discounts, due diligence expenses, and wholesaling fees of the Partnership were paid by the Managing General Partner and not from Partnership funds. In addition, organization and offering costs in excess of 10-1/2% of Subscriptions, if any, were paid by the Managing General Partner, without recourse to the Partnership.

(2)     Represents a one-time fee paid to the Managing General Partner on the day the Partnership is funded equal to 2-1/2% of total investor subscriptions.

(3)     Represents Operating costs incurred after the completion of productive wells, including monthly per-well charges paid to the Managing General Partner.

(4)     The Managing General Partner receives monthly reimbursement from the Partnership for direct costs incurred by the Managing General Partner on behalf of the Partnership.

   (5)   To the extent that Investor Partners receive preferred cash distributions, the allocations for Investor Partners will be increased accordingly and the allocation for the Managing General Partner will likewise be decreased.

6)   The allocation of profits, losses and cash distributions of the Managing General Partner might be increased, and the allocation of profits, losses, and cash distributions of the Investor Partners might be decreased in the event that the Managing General Partner were to invest more than the

                                                                                                                                            (Continued)

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

(Managing General Partner's minimum required Capital Contribution to cover tangible equipment and lease costs. The Managing General Partner will pay for the Partnership's share of all Leases and tangible well equipment.  The entire Capital Contribution of the Investor Partners, after payment of brokerage commissions, due diligence reimbursement, and the Management Fee, will be utilized to pay for intangible drilling costs. In the event that the

Intangible Drilling Costs exceed the funds of the Investor Partners available for payment of Intangible Drilling Costs (herein "excess IDC"), a portion of the Capital Contribution of the Managing General Partner may be used to pay such excess IDC.  If the cost of Leases and tangible well equipment were to exceed the Managing General Partner's Capital Contribution of 21-3/4% of the aggregate Capital Contribution of the Investor Partners, then the Managing General Partner will increase its Capital Contribution to fund such additional capital requirements and the Managing General Partner's allocation of profits, losses, and cash distributions will be increased to equal the percentage arrived at by dividing the Capital Contribution made by the Managing General Partner by the Capital Available for Investment; the allocation of the Investor Partners will be decreased accordingly.

   (7)   In accordance with the repurchase provision of the partnership prospectus, PDC may repurchase units from the investor partners, which is entirely voluntary on the part of the partners.  During 2004 and 2003 there were no units purchased by PDC.

(5)  Derivative Financial Instruments

The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its oil and natural gas sales and marketing activities.  These instruments consist of natural gas futures contracts and option contracts for CIG-based contracts traded by JP Morgan for Colorado production.  These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of natural gas future and option contracts for speculative purposes.

The following tables summarize the open futures and options contracts for the Partnership as of December 31, 2004 and 2003.

Commodity	Type	Quantity	Weighted	Total	Fair
		Gas-Mmbtu	Average	Contract	Market
		Oil-Barrels	Price	Amount	Value
Total Contracts as of December 31, 2004
Natural Gas	Floors	137,711	3,86	-	24,833
Natural Gas	Ceilings	68,855	5.07	-	(54,314)
Oil	Floors	16,542	32,30	534,301	14,093
Oil	Ceilings	8,271	40.00	330,836	(44,738)
Contracts maturing in 12 months following December 31 , 2004
Natural Gas	Floors	137,711	3,86	-	24,833
Natural Gas	Ceilings	68,855	5.07	-	(54,314)
Oil	Floors	16,542	32,30	534,301	14,093
Oil	Ceilings	8,271	40.00	330,836	(44,738)
Prior year Total Contracts as of December 31, 2003
Natural Gas	Purchase	-	-	-	-
Natural Gas	Floors	27,784	3.28	-	-
Natural Gas	Ceilings	27,784	4.84	-	(423)

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 12 months.

(6)    Costs Relating to Oil and Gas Activities

The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States.  Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements.  Costs capitalized for these activities are as follows:

                                                                                                                                                          December 31,

                                                                                                                                                      2004                    2003

                        Lease acquisition costs                                                                            $   219,125                 219,125

                        Intangible development costs                                                                   7,380,249              7,380,249

                        Capitalized asset retirement cost                                                                      6,508                     6,508

                        Well equipment                                                                                            1,625,937              1,625,937

                                                                                                                                              $9,231,819              9,231,819

     The following costs were incurred for the Partnership's oil and gas activities:

	Year Ended December 31, 2004	Period from April 30, 2003 (date of inception) to December 31, 2003
Costs incurred:
Property acquisition costs	$ -	219,125
Development costs	-	9,006,186
	$ -	9,225.311

(7)     Income Taxes

As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 2004 and 2003 the income tax basis of the Partnership's oil and gas properties was $728,520 and $932,278, respectively.

(8)     Supplemental Reserve Information (Unaudited)

Proved oil and gas reserves of the Partnership have been estimated at December 31, 2004 and 2003 by an independent petroleum engineer, Wright & Company, Inc. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year end prices. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

(Continued)

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

	Oil (Bbls)
	2004	2003
Proved developed reserves:
Beginning of year	242,000	-
Revisions of previous estimates	(30,000)	-
New Discoveries and extensions
Rocky Mountain Region	-	268,000
Production	(24,000)	(26,000)
End of year	188,000	242,000

	Gas (Mcfs)
	2004	2003
Proved developed reserves:
Beginning of year	3,660,000	-
Revisions of previous estimates	(453,000)	-
New Discoveries and extensions
Rocky Mountain Region	-	3,865,000
Production	(342,000)	(205,000)
End of year	2,865,000	3,660,000

(9)  Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil

        and Gas Reserves (Unaudited)

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

	As of December 31,
	2004	2003

Future estimated revenues	$ 24,937,000	27,130,000
Future estimated production costs	(5,755,000)	(5,280,000)
Future estimated development costs	(969,000)	(969,000)
Future net cash flows	18,213,000	20,881,000
10% annual discount for estimated timing of cash flows	(9,423,000)	(10,883,000)
Standardized measure of discounted future
estimated net cash flows	$8,790,000	9,998,000

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

	Years Ended December 31,	Period from April 30, 2003 (date of inception) to December 31,
	2004	2003

Sales of oil and gas production, net of production costs	$(2,163,000)	(1,353,000)
Net changes in prices and production costs	2,079,000	-
Extensions, discoveries, and improved recovery,
less related cost	-	22,234,000
Revisions of previous quantity estimates	(2,584,000)	-
Accretion of discount	1,460,000	(10,883,000)
	$(1,208,000)	9,998,000

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