Form 10-Q
period 2005-06-30
PDC 2003-A LP
filed 2005-07-22
CIK 1270426

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2005

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

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2005 and December 31, 2004

Assets
	2005	2004
	(Unaudited)

Current assets:
Cash	$ 2,248	4,535
Accounts receivable - oil and gas revenues	365,397	506,920
Total current assets	367,645	511,455

Oil and gas properties, successful efforts method	9,231,819	9,231,819
Less accumulated depreciation, depletion
and amortization	2,036,349	1,710,621
	7,195,470	7,521,198

	$ 7,563,115	8,032,653

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 79,906	113,182
Total current liabilities	79,906	113,182

Asset retirement obligations	7,394	7,178

Partners' Equity	7,475,815	7,912,293

	$ 7,563,115	8,032,653

See accompanying notes to financial statements.

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months and Six Months ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Sales of oil and gas	$ 493,765	674,482	970,275	1,363,873
Interest income	912	301	1,402	506
	494,677	674,783	971,677	1,364,379
Expenses:
Lifting cost	84,453	110,794	164,473	210,434
Direct administration cost	124	-	232	-
Depreciation, depletion, and amortization	159,787	257,075	325,728	527,576
	244,364	367,869	490,433	738,010

Net income	$ 250,313	306,914	481,244	626,369

Net income per limited partner unit	$ 472	579	908	1,181

See accompanying notes to financial statements.

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity and Comprehensive Income (Loss)

Six months ended June 30, 2005

(Unaudited)

	Limited Partners	Managing General Partner	Accumulated Other Comprehensive Income (loss)	Total

Balance December 31, 2004	$6,377,933	1,594,486	(60,126)	7,912,293

Distributions to partners	(725,736)	(181,432)	-	(907,168)

Comprehensive income:
Net income	384,995	96,249	-	481,244
Change in fair value of outstanding hedging positions			(44,542)
Less reclassification adjustments for settled contracts included in net income			33,988
Other comprehensive loss			(10,554)	(10,554)
Comprehensive income				470,690

Balance June 30, 2005	$ 6,037,192	1,509,303	(70,680)	7,475,815

See accompanying notes to financial statements.

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Six Months ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$481,244	626,369
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	325,728	527,576
Accretion of asset retirement obligations	216	-
Changes in operating assets and liabilities:
Decrease in accounts receivable - oil and gas revenues	104,572	344,322
Decrease in accounts payable	(6,879)	(5,029)
Net cash provided from operating activities	904,881	1,493,238

Cash flows from financing activities:
Distributions to partners	(907,168)	(1,496,960)
Net cash used by financing activities	(907,168)	(1,496,960)

Net decrease in cash	(2,287)	(3,722)
Cash at beginning of period	4,535	7,660
Cash at end of period	$ 2,248	3,938

See accompanying notes to financial statements.

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

1.     Accounting Policies

        The accompanying condensed interim financial statements and related disclosures are unaudited and have been prepared pursuant to U.S. generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the Commission).  As permitted by these regulations, certain information and footnote disclosures that would typically be required in annual financial statements have been condensed or omitted.  However, management believes that these statements reflect all the normal recurring adjustments necessary for a fair presentation, in all material respects, of the results of operations for the periods presented, so that these interim financial statements are not misleading.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the PDC 2003-A Limited Partnership's (the Partnership) Annual Report on Form 10-K for the year ended December 31, 2004.

2.     Use of Estimates

        To prepare financial statements in accordance with generally accepted accounting principles, the Partnership's management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses incurred during the reporting period.  Actual results could differ from those estimates.

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

5.     Derivative Financial Instruments

The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas and oil production. These instruments consist of CIG (Colorado Interstate Gas Index) based contracts for Colorado production, and NYMEX (New York Mercantile Exchange) traded oil futures and option contracts for Colorado oil production.  The costless collars and option contracts hedge committed and anticipated oil and natural gas sales generally forecasted to occur within a 24 month period. The Partnership does not hold or issue derivatives for trading or speculative purposes.

All derivatives are recognized on the Partnership's balance sheet at their fair value. On the date the derivative contract is entered into, the Managing General Partner designates the derivative as a hedge of a forecasted transaction (future production and sales of oil and gas) ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments. The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively. No hedging activities were discontinued during 2005 or 2004.

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

The Partnership had working capital at June 30, 2005 of $287,739.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities.  Under the Limited Partnership Agreement, the Partnership is not permitted to borrow funds.

Results of Operations

Three months ended June 30, 2005 compared with June 30, 2004

Oil and gas sales for the three months ended June 30, 2005 were $493,765 compared to $674,482 for the three months ended June 30, 2004, a decrease of $180,717 or 26.8%.  The volume of natural gas sold for the three months ended June 30, 2005, was 47,429 Mcf at an average sales price of $5.81 per Mcf compared to 96,461 Mcf at an average price of $4.56 per Mcf for the three months ended June 30, 2004.  The volume of oil sold for the three months ended June 30, 2005 was 4,617 barrels at an average sales price of $47.21 compared to 6,912 barrels at an average price of $33.92 for the three months ended June 30, 2004.  The lifting cost for the three months ended June 30, 2005 was $1.12 per Mcfe compared to $0.80 per Mcfe for the three months ended June 30, 2004. This increase is partially attributed to the increase in severance and property taxes along with costs associated with workovers. The fixed costs of operations and well maintenance are allocated to lower production volumes, therefore increasing the lifting cost per Mcfe.  Depreciation, depletion and amortization for the three months ended June 30, 2005 was $159,787 compared to $257,075 for the three months ended June 30, 2004.  The Partnership experienced a net income of $250,313 and $306,914 and distributed $418,052 and $708,013 to the partners for the three months ended June 30, 2005 and 2004, respectively.

Six Months ended June 30, 2005 compared with June 30, 2004

Oil and gas sales for the six months ended June 30, 2005 were $970,275 compared to $1,363,873 for the six months ended June 30, 2004, a decrease of $393,598 or 28.9%.  The volume of natural gas sold for the six months ended June 30, 2005, was 104,154 Mcf at an average sales price of $5.67 per Mcf compared to 191,890 Mcf at an average price of $4.45 per Mcf for the six months ended June 30, 2004.  The volume of oil sold for the six months ended June 30, 2005 was 8,167 barrels at an average sales price of $46.42 compared to 15,200 barrels at an average price of $33.57 for the six months ended June 30, 2004.  The lifting cost for the six months ended June 30, 2005 was $1.07 per Mcfe compared to $.74 per Mcfe for the six months ended June 30, 2004.  The increase is partially attributed to the increase in severance and property taxes along with costs associated with workovers.  The fixed costs of operations and well maintenance are allocated to lower production volumes therefore increasing the lifting cost per Mcfe.  Depreciation, depletion and amortization for the six months ended June 30, 2005 was $325,728 compared to $527,576 for the six months ended June 30, 2004.  The Partnership experienced a net income of $481,244 and $626,369 and distributed $907,168 and $1,496,960 to the partners for the six months ended June 30, 2005 and 2004, respectively.

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

The Partnership's revenue from oil and gas will be affected by changes in prices.  As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand.  The Partnership's oil and gas sales prices are subject to increase and decrease based on various market sensitive indices.

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

Impairment of Long-Lived Assets The Partnership assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future cash flows on a field-by-field basis using expected prices. Prices utilized in each year's calculation for measurement purposes and expected costs are held constant throughout the life of the properties. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows.

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

Recently Issued Accounting Pronouncements

Asset Retirement Obligations

On March 30, 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN No. 47).  This interpretation clarifies that the term "conditional asset retirement obligation" as used in Statement No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.  Thus, the timing and/or method of settlement may be conditional on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists.  FIN No. 47 will be effective for the Partnership at the end of the fiscal year ended December 31, 2005. The Partnership has not yet determined the final impact on the Partnership's financial position or results of operations of the application of FIN No. 47, however the Partnership does expect to record an unfavorable cumulative effect of change in accounting principle within the statement of operations before year end.  Such effect may be material to the financial statements.

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

Item 3.          Quantitative and Qualitative Disclosure About Market Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk.  This exposure is discussed in detail below:

Commodity Price Risk

The Managing General Partner utilizes commodity-based derivative instruments as hedges to manage a portion of its exposure to price risk from its oil and natural gas sales.  These instruments consist of CIG-based contracts traded by JP Morgan for Colorado production.  These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Managing General Partner will receive for the volume to which the hedge relates.  As a result, while these hedging arrangements are structured to reduce Partnership's exposure to changes in price associated with the hedged commodity, they also limit the benefit the Partnership might otherwise have received from price changes associated with the hedged commodity.  The Partnership's policy prohibits the use of oil and natural gas future and option contracts for speculative purposes.

The following tables summarize the open futures and options contracts for the Partnership as of June 30, 2005 and June 30, 2004.

	Type	Quantity Gas-Mmbtu Oil-Barrels	Weighted Average Price	Total Contract Amount	Fair Market Value

Total Contracts as of June 30, 2005
Natural Gas	Floors	90,089	$ 4.27	-	$ 1,957
Natural Gas	Ceilings	45,044	$ 6.83	-	$ (34,764)
Oil	Floors	4,163	$32.30	$134,461	$ 18
Oil	Ceilings	2,081	$40.00	$ 83,258	$ (37,891)

PDC 2003-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Contracts maturing in 12 months following June 30, 2005
Natural Gas	Floors	72,596	$ 4.22	-	$ 1,247
Natural Gas	Ceilings	36,298	$ 6.72	-	$ (30,123)
Oil	Floors	4,163	$32.30	$134,461	$ 18
Oil	Ceilings	2,081	$40.00	$ 83,258	$ (37,891)
Prior Year Total Contracts as of June 30, 2004
Natural Gas	Floors	254,781	$ 3.90	-	-
Natural Gas	Ceilings	127,390	$ 5.01	-	57,401)
Oil	Sales	6,974	$31.63	$220,580	(38,367)

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 16 months.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2005, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1           Legal Proceedings

                     None.

Item 6           Exhibits

Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31
Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	31
Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation, the Managing General Partner of the Limited Partnership	32

                                                                                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDC 2003-A Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: July 22, 2005	/s/ Steven R. Williams Steven R. Williams Chief Executive Officer

Date: July 22, 2005	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer