Form 10-Q
period 2010-06-30
PDC 2003-A LP
filed 2010-12-15
CIK 1270426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of June 30, 2010 the Partnership had 424.15 units of limited partnership interest and no units of additional general partnership interest outstanding.

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

Further, the Partnership urges the reader to carefully review and consider the cautionary statements made in this report, the Partnership’s annual reports on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission, or SEC, on October 12, 2010 (“2009 Form 10-K”) and the Partnership’s other filings with the SEC and public disclosures.  The Partnership cautions you not to place undue reliance on forward-looking statements, which speak only as of the date made.  Other than as required under the securities laws, the Partnership undertakes no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events.

Index

PART I – FINANCIAL INFORMATION

Item1.	Financial Statements (unaudited)

PDC 2003-A Limited Partnership
Condensed Balance Sheets
(unaudited)

	June 30, 2010	December 31, 2009*
Assets

Current assets:
Cash and cash equivalents	$85	$133
Accounts receivable	55,382	64,246
Oil inventory	12,166	11,442
Due from Managing General Partner-derivatives	101,549	94,751
Due from Managing General Partner-other, net	—	8,289
Total current assets	169,182	178,861

Natural gas and oil properties, successful efforts method, at cost	9,362,490	9,361,153
Less: Accumulated depreciation, depletion and amortization	(5,548,305)	(5,344,051)
Oil and gas properties, net	3,814,185	4,017,102

Due from Managing General Partner-derivatives	181,953	76,808
Other assets	22,537	19,132
Total noncurrent assets	4,018,675	4,113,042

Total Assets	$4,187,857	$4,291,903

Liabilities and Partners’ Equity

Current liabilities:
Accounts payable and accrued expenses	$6,124	$7,588
Due to Managing General Partner-derivatives	73,682	73,549
Due to Managing General Partner-other, net	29,921	—
Total current liabilities	109,727	81,137

Due to Managing General Partner-derivatives	194,258	234,481
Asset retirement obligations	114,995	111,671
Total liabilities	418,980	427,289

Commitments and contingent liabilities

Partners’ equity:
Managing General Partner	755,068	774,216
Limited Partners - 424.15 units issued and outstanding	3,013,809	3,090,398
Total Partners’ equity	3,768,877	3,864,614

Total Liabilities and Partners’ Equity	$4,187,857	$4,291,903

________________________________
*Derived from audited 2009 balance sheet

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2003-A Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Natural gas and oil sales	$166,053	$155,517	$383,668	$300,471
Commodity price risk management gain (loss), net	66,103	(147,631)	235,223	(151,639)
Total revenues	232,156	7,886	618,891	148,832

Operating costs and expenses:
Natural gas and oil production costs	61,597	69,931	117,885	142,675
Direct costs - general and administrative	1,374	5,457	2,264	26,654
Depreciation, depletion and amortization	98,829	195,788	204,254	386,447
Accretion of asset retirement obligations	1,674	1,205	3,324	2,410
Total operating costs and expenses	163,474	272,381	327,727	558,186

(Loss) income from operations	68,682	(264,495)	291,164	(409,354)

Interest income	—	4,057	—	8,174

Net (loss) income	$68,682	$(260,438)	$291,164	$(401,180)

Net (loss) income allocated to partners	$68,682	$(260,438)	$291,164	$(401,180)
Less: Managing General Partner interest in net (loss) income	13,737	(52,088)	58,233	(80,236)
Net (loss) income allocated to Investor Partners	$54,945	$(208,350)	$232,931	$(320,944)

Net (loss) income per Investor Partner unit	$130	$(491)	$549	$(757)

Investor Partner units outstanding	424.15	424.15	424.15	424.15

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2003-A Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$291,164	$(401,180)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	204,254	386,447
Accretion of asset retirement obligations	3,324	2,410
Unrealized (gain) loss on derivative transactions	(152,033)	382,015
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	8,864	(5,921)
(Increase) decrease in oil inventory	(724)	7,380
Increase in other assets	(3,405)	(3,760)
Decrease in accounts payable and accrued expenses	(1,464)	(4,566)
Increase in Due to Managing General Partner - other, net	29,921	—
Decrease in Due from Managing General Partner - other, net	8,289	178,664
Net cash provided by operating activities	388,190	541,489

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(1,337)	(24,119)
Net cash used in investing activities	(1,337)	(24,119)

Cash flows from financing activities:
Distributions to Partners	(386,901)	(517,041)
Net cash used in financing activities	(386,901)	(517,041)

Net (decrease) increase in cash and cash equivalents	(48)	329
Cash and cash equivalents, beginning of period	133	36,809
Cash and cash equivalents, end of period	$85	$37,138

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2003-A LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

Note 1−General and Basis of Presentation

The PDC 2003-A Limited Partnership (the “Partnership”) was organized as a limited partnership on June 3, 2002, in accordance with the laws of the State of West Virginia for the purpose of engaging in the exploration and development of oil and natural gas properties.  Upon completion of the sale of Partnership units on April 30, 2003, the Partnership was funded and commenced its business operations.  The Partnership owns natural gas and oil wells located in Colorado and from the wells, the Partnership produces and sells natural gas and oil.

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

As of June 30, 2010, there were 435 Investor Partners.  As of June 30, 2010 the Managing General Partner has repurchased 18.34 units of the total 424.15 outstanding units of Partnership interests from Investor Partners at an average price of $8,840 per unit and, as a result, participates in the sharing of revenues, costs and cash distributions as both an investor partner and as the Managing General Partner.

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

In the Managing General Partner’s opinion, the accompanying interim unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Partnership’s financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission, or SEC.  Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted.  The information presented in this quarterly report on Form 10-Q should be read in conjunction with the Partnership’s audited financial statements and notes thereto included in the Partnership’s 2009 Form 10-K.  The Partnership’s accounting policies are described in the Notes to Financial Statements in the Partnership’s 2009 Form 10-K and updated, as necessary, in this Form 10-Q.  The results of operations for the three and six months ended June 30, 2010, and the cash flows for the six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year or any other future period.

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
June 30, 2010
(unaudited)

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

	June 30, 2010	December 31, 2009

Natural gas and oil sales revenues collected from the Partnership’s third-party customers	$54,436	$71,800
Commodity Price Risk Management, Realized Gains	10,679	58,656
Other (1)	(95,036)	(122,167)
Total Due (to) from Managing General Partner-other, net	$(29,921)	$8,289

(1)
All other unsettled transactions, excluding derivative instruments, between the Partnership and the Managing General Partner.  The majority of these are operating costs or general and administrative costs which have not been deducted from distributions.

The following table presents Partnership transactions, excluding derivative transactions which are more fully detailed in Note 5, Derivative Financial Instruments, with the Managing General Partner and its affiliates for three and six months ended June 30, 2010 and 2009.  “Well operations and maintenance” and “Gathering, compression and processing fees” are included in the “Natural gas and oil production costs” line item on the statements of operations.

Index

PDC 2003-A LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Well operations and maintenance	$46,997	$56,074	$88,183	$113,590
Gathering, compression and processing fees	5,161	5,291	10,907	11,112
Direct costs - general and administrative	1,374	5,457	2,264	26,654
Cash distributions*	39,524	66,994	90,762	120,576

*Cash distributions include $5,827 and $13,381 during the three and six months ended June 30, 2010, respectively, and $9,732 and $17,168 during the three and six months ended June 30, 2009, respectively, related to equity cash distributions on Investor Partner units repurchased by PDC.

Note 4−Fair Value Measurements

Derivative Financial Instruments.  The Partnership measures fair value based upon quoted market prices, where available.  The valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  The valuation determination also gives consideration to nonperformance risk on Partnership liabilities in addition to nonperformance risk on PDC’s own business interests and liabilities, as well as the credit standing of derivative instrument counterparties.  The Managing General Partner primarily uses financial institutions, which are also major lenders in PDC’s credit facility agreement, as counterparties to the Partnership’s derivative contracts.  The Managing General Partner has evaluated the credit risk of the counterparties holding the Partnership’s derivative assets using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on the Managing General Partner’s evaluation, as of June 30, 2010, the impact of non-performance risk on the fair value of the Partnership’s derivative assets and liabilities was not significant.  Validation of the Partnership’s contracts’ fair values are performed internally and while the Managing General Partner uses common industry practices to develop valuation techniques, changes in the Managing General Partner’s pricing methodologies or the underlying assumptions could result in significantly different fair values.  While the Managing General Partner believes these valuation methods are appropriate and consistent with those used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

Index

PDC 2003-A LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

The following table presents, by hierarchy level, the Partnership’s derivative financial instruments, including both current and non-current portions measured at fair value.

	Quoted Prices in Active Markets (Level 1)	Significant Unobservable Inputs (Level 3)	Total

As of December 31, 2009
Assets:
Commodity based derivatives	$77,667	$93,892	$171,559
Total assets	77,667	93,892	171,559

Liabilities:
Commodity based derivatives	(5,255)	(27,897)	(33,152)
Basis protection derivative contracts	—	(274,878)	(274,878)
Total liabilities	(5,255)	(302,775)	(308,030)

Net asset (liability)	$72,412	$(208,883)	$(136,471)

As of June 30, 2010
Assets:
Commodity based derivatives	$241,727	$41,775	$283,502
Total assets	241,727	41,775	283,502

Liabilities:
Commodity based derivatives	—	(15,214)	(15,214)
Basis protection derivative contracts	—	(252,726)	(252,726)
Total liabilities	—	(267,940)	(267,940)

Net asset (liability)	$241,727	$(226,165)	$15,562

The following table presents the changes of the Partnership’s Level 3 derivative financial instruments measured on a recurring basis:

Six months ended June 30, 2010
Fair value, net liability, as of December 31, 2009	$(208,883)
Changes in fair value included in statement of operations line item:
Commodity price risk management, net	41,121
Settlements	(58,403)
Fair value, net liability, as of June 30, 2010	$(226,165)

Change in unrealized gains (losses) relating to assets (liabilities) still held as of June 30, 2010 included in statement of operations line item:
Commodity price risk management, net	$31,813

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

Index

PDC 2003-A LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

Note 5−Derivative Financial Instruments

As of June 30, 2010, the Partnership had derivative instruments, comprised of commodity collars, commodity fixed-price swaps and a basis swap, in place for a portion of its anticipated production through 2013 for a total of 215,619 MMbtu of natural gas and 3,634 Bbls of oil.  Partnership policy prohibits the use of natural gas and oil derivative instruments for speculative purposes.

The following table summarizes the line item and fair value amounts of the Partnership’s derivative instruments in the accompanying balance sheets.

			Fair Value
Derivative instruments not designated as hedge (1):		Balance Sheet Line Item	June 30, 2010	December 31, 2009

Derivative Assets:	Current
	Commodity contracts	Due from Managing General Partner-derivatives	$101,549	$94,751

	Non Current
	Commodity contracts	Due from Managing General Partner-derivatives	181,953	76,808

Total Derivative Assets			$283,502	$171,559

Derivative Liabilities:	Current
	Commodity contracts	Due to Managing General Partner-derivatives	$(6,995)	$(5,393)
	Basis protection contracts	Due to Managing General Partner-derivatives	(66,687)	(68,156)

	Non Current
	Commodity contracts	Due to Managing General Partner-derivatives	(8,219)	(27,759)
	Basis protection contracts	Due to Managing General Partner-derivatives	(186,039)	(206,722)
Total Derivative Liabilities			$(267,940)	$(308,030)

(1) As of June 30, 2010 and December 31, 2009, none of the Partnership’s derivative instruments were designated as hedges.

The following table summarizes the impact of the Partnership’s derivative instruments on the Partnership’s accompanying statements of operations for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,
	2010			2009
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Losses For the Current Period	Total

Commodity price risk management, net
Realized gains (losses)	$9,094	$4,169	$13,263	$101,810	$(9,655)	$92,155
Unrealized (losses) gains	(9,094)	61,934	52,840	(101,810)	(137,976)	(239,786)
Total commodity price risk management gain (loss), net	$—	$66,103	$66,103	$—	$(147,631)	$(147,631)

	Six months ended June 30,
	2010			2009
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total

Commodity price risk management, net
Realized gains	$49,078	$34,112	$83,190	$191,499	$38,877	$230,376
Unrealized (losses) gains	(49,078)	201,111	152,033	(191,499)	(190,516)	(382,015)
Total commodity price risk management gain (loss), net	$—	$235,223	$235,223	$—	$(151,639)	$(151,639)

Index

PDC 2003-A LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

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

Note 6−Commitments and Contingencies

Environmental

Due to the nature of the natural gas and oil business, the Partnership is exposed to environmental risks.  The Managing General Partner has various policies and procedures to avoid environmental contamination and mitigate the risks from environmental contamination.  The Managing General Partner conducts periodic reviews to identify changes in the Partnership’s environmental risk profile.  Liabilities are accrued when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated.  The Managing General Partner has evaluated this liability, for costs which might exceed the environmental-related expenditures that have been incurred and recorded at June 30, 2010, and determined it to be immaterial to the Partnership as of June 30, 2010.  The Managing General Partner is not aware of any environmental claims existing as of June 30, 2010, which have not been provided for or would otherwise have a material impact on the Partnership’s financial statements.  However, there can be no assurance that current regulatory requirements will not change or unknown past non-compliance with environmental laws will not be discovered on the Partnership’s properties.

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

Partnership Overview

PDC 2003-A Limited Partnership engages in the development, production and sale of oil and natural gas.  The Partnership began oil and gas operations in April 2003 and operates 23 gross (11.3 net) productive wells located in the Rocky Mountain Region in the state of Colorado.  In addition, two Wattenberg Field Partnership wells are temporarily not in production at June 30, 2010, which include one well (0.5 net) due to operational issues and one well (0.5 net) due to equipment problems.  The Managing General Partner markets the Partnership’s natural gas production to commercial end users, interstate or intrastate pipelines or local utilities, primarily under market sensitive contracts in which the price of natural gas sold varies as a result of market forces.  PDC does not charge an additional fee for the marketing of the natural gas and oil because these services are covered by the monthly well operating charge.  PDC, on behalf of the Partnership in accordance with the D&O Agreement, is authorized to enter into multi-year fixed price contracts or utilize derivatives, including collars, swaps or basis protection swaps, in order to offset some or all of the commodity price variability for particular periods of time.  Seasonal factors, such as effects of weather on prices received and costs incurred, and availability of pipeline capacity, owned by PDC or other third parties, may impact the Partnership’s results.  In addition, both sales volumes and prices tend to be affected by demand factors with a seasonal component.

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

Well Refracturing Plan

The Managing General Partner has prepared a plan for the Partnership’s Wattenberg Field wells that were initially completed in the Codell producing formation during the Partnership’s initial development (the “Well Refracturing Plan”).  Under the Well Refracturing Plan, the Partnership plans to initiate Codell formation refracturing activities during 2011.  These refracturing, or “refracing,” activities will consist of a second hydraulic fracturing treatment to the currently producing Codell formation.

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

Index

PDC 2003-A LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)
Partnership Operating Results Overview

Natural gas and oil sales increased 28% or $0.1 million for the first six months of 2010 compared to the first six months of 2009, even though production volumes decreased 19% period-to-period.  This increase was driven primarily by the improved commodity price environment.  The average sales price per Mcfe, excluding the impact of realized derivative gains, was $6.11 for the current year period compared to $3.89 for the same period a year ago.  Realized derivative gains from natural gas and oil sales contributed an additional $1.32 per Mcfe or $0.1 million to the first six months of 2010 total revenues.  Comparatively, the total per Mcfe price realized, consisting of the average sales price and realized derivative gains, increased to $7.43 for the current year six months from $6.88 for the same prior year period.

Index

PDC 2003-A LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

The following table presents selected information regarding the Partnership’s results of operations.

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
Number of producing wells (end of period)	23	23	—	23	23	—

Production (1)
Natural gas (Mcf)	23,244	27,747	-16%	47,288	57,581	-18%
Oil (Bbl)	1,209	1,750	-31%	2,585	3,264	-21%
Natural gas equivalents (Mcfe) (2)	30,498	38,247	-20%	62,798	77,165	-19%

Natural Gas and Oil Sales
Natural gas	$79,554	$61,020	30%	$197,867	$151,640	30%
Oil	86,499	94,497	-8%	185,801	148,831	25%
Total natural gas and oil sales	$166,053	$155,517	7%	$383,668	$300,471	28%

Realized Gain on Derivatives, net
Natural gas	$—	$62,135	-100%	$57,518	$154,793	-63%
Oil	13,263	30,020	-56%	25,672	75,583	-66%
Total realized gain on derivatives, net	$13,263	$92,155	-86%	$83,190	$230,376	-64%

Average Selling Price (excluding realized gain on derivatives)
Natural gas (per Mcf)	$3.42	$2.20	56%	$4.18	$2.63	59%
Oil (per Bbl)	71.55	54.00	32%	71.88	45.60	58%
Natural gas equivalents (per Mcfe)	5.44	4.07	34%	6.11	3.89	57%

Average Selling Price (including realized gain on derivatives)
Natural gas (per Mcf)	$3.42	$4.44	-23%	$5.40	$5.32	1%
Oil (per Bbl)	82.52	71.15	16%	81.81	68.75	19%
Natural gas equivalents (per Mcfe)	5.88	6.48	-9%	7.43	6.88	8%

Average Lifting Cost (per Mcfe) (3)	$2.02	$1.83	10%	$1.88	$1.85	2%

Operating costs and expenses
Direct costs - general and administrative	$1,374	$5,457	-75%	$2,264	$26,654	-92%
Depreciation, depletion and amortization	$98,829	$195,788	-50%	$204,254	$386,447	-47%

Cash distributions	$168,482	$286,308	-41%	$386,901	$517,041	-25%

*Percentage change not meaningful, equal to or greater than 250% or not calculable.  Amounts may not calculate due to rounding.

______________
(1)
Production is determined by multiplying the gross production volume of properties in which the Partnership has an interest by the percentage of the leasehold or other property interest the Partnership owns.

(2)	A ratio of energy content of natural gas and oil (six Mcf of natural gas equals one Bbl of oil) was used to obtain a conversion factor to convert oil production into equivalent Mcf of natural gas.
(3)	Lifting costs represent natural gas and oil operating expenses which include production taxes.

Definitions used throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations:

●	Bbl – One barrel or 42 U.S. gallons liquid volume
●	MBbl – One thousand barrels
●	Mcf – One thousand cubic feet
●	MMcf – One million cubic feet
●	Mcfe – One thousand cubic feet of natural gas equivalents
●	MMcfe – One million cubic feet of natural gas equivalents
●	MMbtu – One million British Thermal Units

Index

PDC 2003-A LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Natural Gas and Oil Sales

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

The $0.1 million, or 28% increase in  sales for the 2010 six month period as compared to the prior year period, was primarily a reflection of the significantly higher average sales price per Mcfe of 57%, which was partially offset by a production volume decrease of 19%.  The average sales price per Mcfe, excluding the impact of realized derivative gains, was $6.11 for the current year six month period compared to $3.89 for the same period a year ago.

Natural gas and oil revenues increased by 30% and 25%, respectively. The Partnership’s natural gas revenue increase resulted from rising commodity prices per Mcf, of 59%, which were partially offset by lower Partnership natural gas production volumes of 18%.  This compares to the more moderate oil revenue increase in which the rise in commodity prices per Bbl, of 58% was partially offset by a steeper decline in oil production volumes of 21% during the current six month period.

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

The moderate 7% increase in sales for the 2010 second quarter as compared to the prior year second quarter was primarily a reflection of the higher average sales price per Mcfe of 34%, which was substantially offset by the production volume decrease of 20%.  Average sales prices per Mcfe, excluding the impact of realized derivative gains, were $5.44 for the current year quarter compared to $4.07 for the same quarter a year ago.

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

The price at which PDC markets the natural gas produced in the Rocky Mountain Region by the Partnership is based on a variety of prices, which primarily includes natural gas sold at Colorado Interstate Gas, or CIG, prices with a portion sold at Mid-Continent, San Juan Basin, Southern California or other nearby regional prices.  The CIG Index, and other indices for production delivered to Rocky Mountain pipelines, has historically been less than the price received for natural gas produced in the eastern regions, which is primarily New York Mercantile Exchange, or NYMEX, based, because of the lack of interstate transmission capacity which moved Rocky Mountain natural gas production to Northeastern U.S. industrial and heating markets.  This negative differential has narrowed in the last year and is lower than historical variances.  This negative differential between NYMEX and CIG averaged $1.13 and $1.38 for the three and six months ended June 30, 2009, respectively, and narrowed to an average of $0.48 and $0.32 for the three and six months ended June 30, 2010, respectively.

Index

PDC 2003-A LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Commodity Price Risk Management, Net

The Managing General Partner, on behalf of the Partnership in accordance with the D&O Agreement, is authorized to utilize various derivative instruments to manage volatility in natural gas and oil prices.  Commodity price risk management, net, includes realized gains and losses and unrealized changes in the fair value of derivative instruments related to the Partnership’s natural gas and oil production.  The Managing General Partner sets these instruments for PDC, and the various partnerships managed by PDC.  Derivative financial instrument positions taken by the Managing General Partner on the Partnership’s behalf, are specifically designated to the Partnership’s production volumes. See Note 4, Fair Value Measurements and Note 5, Derivative Financial Instruments, to the Partnership’s unaudited condensed financial statements included in this report, for additional details on the Partnership’s derivative financial instruments.

The following table presents the realized and unrealized derivative gains and losses included in commodity price risk management gain (loss), net.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Commodity price risk management gain (loss), net
Realized gain
Oil	$13,263	$30,020	$25,672	$75,583
Natural Gas	—	62,135	57,518	154,793
Total realized gain, net	13,263	92,155	83,190	230,376

Unrealized gain (loss)
Reclassification of realized gain included in prior periods unrealized	(9,094)	(101,810)	(49,078)	(191,499)
Unrealized gain (loss) for the period	61,934	(137,976)	201,111	(190,516)
Total unrealized gain (loss), net	52,840	(239,786)	152,033	(382,015)
Commodity price risk management gain (loss), net	$66,103	$(147,631)	$235,223	$(151,639)

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

The realized derivative gains for the 2010 six month period were $0.1 million as a result of lower natural gas and oil spot prices at settlement compared to the respective strike price.  Unrealized gains for the 2010 six month period were due primarily to a downward shift in the natural gas and oil forward curves.  Unrealized gains on the Partnership’s commodity positions for the 2010 six month period were $0.2 million.

For the 2009 six month period, the Partnership realized derivative gains as a result of lower natural gas and oil prices at settlement compared to the respective derivative strike prices.  Unrealized losses for the period were primarily related to oil swaps, as the forward strip price of oil rebounded during the period, and the basis position, as the forward basis differential during the period between NYMEX and CIG continued to narrow from the strike price of the derivative position.

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

The realized derivative gains for the 2010 second quarter on the Partnership’s commodity positions are the result of lower natural gas and oil spot prices at settlement compared to the respective strike price.  For the 2010 second quarter, the unrealized gains of $0.1 million were primarily related to the Partnership’s commodity positions, as the forward strip price shifted downward during the quarter, and the Partnership’s basis position due to the widening of the NYMEX-CIG basis differential.

For the 2009 second quarter, the Partnership realized derivative gains as a result of lower natural gas and oil prices at settlement compared to the respective derivative strike prices.  Unrealized losses for the period were primarily related to oil swaps, as the forward strip price of oil rebounded during the period, and the basis position, as the forward basis differential during the period between NYMEX and CIG continued to narrow from the strike price of the derivative position.

Index

PDC 2003-A LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

The following table presents the Partnership’s derivative positions in effect as of June 30, 2010.

	Collars			Fixed-Price Swaps		CIG Basis Protection Swaps
		Weighted Average		Quantity	Weighted Average		Weighted Average	Fair Value at
Commodity/	Quantity	Contract Price		(Gas-Mmbtu(1)	Contract	Quantity	Contract	June 30,
Index	(Gas-Mmbtu(1))	Floors	Ceilings	Oil-Bbls)	Price	(Gas-Mmbtu(1))	Price	2010(2)

Natural Gas
CIG
10/01 - 12/31/2010	5,276	$4.75	$9.45	—	$—	—	$—	$3,220
01/01 - 03/31/2011	7,914	4.75	9.45	—	—	—	—	3,944

NYMEX
07/01 - 09/30/2010	—	—	—	16,776	5.56	17,558	(1.88)	(5,295)
10/01 - 12/31/2010	1,670	5.75	8.30	10,071	6.13	12,028	(1.88)	(448)
01/01 - 03/31/2011	2,275	5.75	8.30	6,128	6.83	8,403	(1.88)	(822)
04/01 - 06/30/2011	—	—	—	16,354	6.78	16,354	(1.88)	5,824
07/01 - 12/31/2011	—	—	—	32,114	6.76	32,114	(1.88)	516
2012-2013	3,626	6.00	8.27	113,415	7.05	117,039	(1.88)	(4,604)
Total Natural Gas	20,761			194,858		203,496		2,335

Oil
NYMEX
07/01 - 09/30/2010	—	—	—	896	92.96	—	—	14,818
10/01 - 12/31/2010	—	—	—	896	92.96	—	—	13,622
01/01 - 03/31/2011	—	—	—	447	70.75	—	—	(3,282)
04/01 - 06/30/2011	—	—	—	456	70.75	—	—	(3,714)
07/01 - 12/31/2011	—	—	—	939	70.75	—	—	(8,217)
Total Oil	—			3,634		—		13,227

Total Natural Gas and Oil								$15,562

(1)	A standard unit of measure for natural gas (one MMbtu equals one Mcf).
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

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

For the six months ended June 30, 2010 compared to the same period in 2009, natural gas and oil production, on an energy equivalency-basis, decreased 19%, due to normal production declines for this stage in the wells’ production life cycle in addition to production reductions that resulted from well equipment problems at two Partnership wells.  Production and operating costs declined slightly in terms of amount, but remained substantially the same in cost per Mcfe for the 2010 and 2009 six month period.  Production and operating costs per Mcfe were $1.88 for the six months ended June 30 of 2010 compared to $1.85 for the comparable period in 2009.

Index

PDC 2003-A LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

For the quarter ended June 30, 2010 compared to the same period in 2009, natural gas and oil production on an energy equivalency-basis, decreased 20%, primarily as a result of the Partnership wells’ reduced performance due to the reasons noted above, in addition to second quarter operational constraints at some Wattenberg Field wells.  Production and operating costs were substantially the same at approximately $65,000 for the 2010 and 2009 quarter.  Production and operating costs per Mcfe were $2.02 and $1.83 for the quarter ended June 30, 2010 and 2009, respectively.  The production cost per Mcfe increase was due to higher production taxes as a result of higher commodity valuations and higher well operations costs as a result of the increase in the per well operations fee charged by the Managing General Partner, consistent with the terms of the D&O Agreement.

Depreciation, Depletion and Amortization

DD&A expense related to natural gas and oil properties is directly related to production volumes for the period.  For the quarter ended June 30, 2009, the Partnership’s natural gas and oil economically producible reserve quantities were determined by valuing in-ground natural gas and oil resources, at the price of natural gas and oil as of December 31, 2008.  Upon adoption, in the fourth quarter of 2009, of the SEC’s final rule regarding the modernization of oil and gas reporting, the Partnership changed to a valuation price determined by the 12-month average of the first-day-of-the-month price during each month of 2009.

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

The DD&A expense rate per Mcfe decreased to $3.25 for the 2010 six month period, compared to $5.01 during the same period in 2009.  The decrease in the per Mcfe rates for the 2010 period compared to the 2009 period is due to the changing production mix between the Partnership’s Wattenberg and Grand Valley Fields, which have significantly different DD&A rates, in addition to the effect of the upward revision in the Partnership’s proved developed producing natural gas and oil reserves particularly in the Wattenberg Field, as calculated by the respective methodologies described above.  The decreased DD&A expense rate, combined with the effect of the production declines noted in previous sections, resulted in a decreased DD&A expense of approximately $0.2 million for the 2010 six month period compared to the same 2009 period.

Index

PDC 2003-A LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

The DD&A expense rate per Mcfe decreased to $3.24 for the 2010 second quarter, compared to $5.12 during the same quarter in 2009 as calculated by the respective methodologies described above.   The decrease in the per Mcfe rates for the 2010 second quarter compared to the 2009 second quarter is a result of the annual reserve estimate revisions and change in field production mix, noted above.  The lower DD&A expense rate, combined with the effect of the production declines noted in previous sections, resulted in the DD&A expense reduction of $0.1 million for the 2010 second quarter compared to the same 2009 quarter.

Capital Resources and Liquidity

The Partnership’s primary sources of cash for both the three and the six months ended June 30, 2010 were from funds provided by operating activities which include the sale of natural gas and oil production and the realized gains from the Partnership’s derivative positions.  These sources of cash were primarily used to fund the Partnership’s operating costs, general and administrative activities and provide monthly distributions to the Investor Partners and PDC, the Managing General Partner.  Fluctuations in the Partnership’s operating cash flow are substantially driven by changes in commodity prices, in production volumes and in realized gains and losses from commodity positions.  Commodity prices have historically been volatile and the Partnership attempts to manage this volatility through derivatives.  Therefore, the primary source of the Partnership’s cash flow from operations becomes the net activity between the Partnership’s natural gas and oil sales and realized derivative gains and losses.  However, the Partnership does not engage in speculative positions, nor does the Partnership hold economic hedges for 100% of the Partnership’s expected future production from producing wells and therefore may still experience significant fluctuations in cash flows from operations.  As of June 30, 2010, the Partnership had natural gas and oil derivative positions in place covering 72% of the expected natural gas production and 64% of expected oil production for the remainder of 2010, at an average price of $3.97 per Mcf and $92.96 per Bbl, respectively. The Partnership’s current derivative position average prices have declined from the significantly higher average commodity contract strike price levels in effect during the 2009 comparative period, which were the result of contracts entered into during the high 2008 commodity price market; accordingly, the Partnership anticipates realized gains for the next 12 months to remain substantially below gains realized in 2009 and the first quarter of 2010.  See Results of Operations for further discussion of the impact of prices and volumes on sales from operations and the impact of derivative activities on the Partnership’s revenues.

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

Index

PDC 2003-A LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Working Capital

The Partnership's working capital remained substantially unchanged at $0.1 million as of June 30, 2010 and December 31, 2009, respectively.

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

Cash Flows

Cash Flows From Investing Activities

The Partnership, from time-to-time, invests in additional equipment which supports treatment, delivery and measurement of natural gas and oil or environmental protection.  These amounts totaled approximately $1,000 and $24,000 for the six months ended June 30, 2010 and 2009, respectively.

Cash Flows From Financing Activities

The Partnership initiated monthly cash distributions to investors in November 2003 and has distributed $9.3 million through June 30, 2010.  The table below presents the cash distributions to the Managing General Partner and Investor Partners, including Managing General Partner distributions relating to limited partnership units repurchased, for the periods described.

Three months ended June 30,	Managing General Partner Distributions	Investor Partners Distributions	Total Distributions
2010	$33,697	$134,785	$168,482

2009	$57,262	$229,046	$286,308

Six months ended June 30,	Managing General Partner Distributions	Investor Partners Distributions	Total Distributions

2010	$77,381	$309,520	$386,901

2009	$103,408	$413,633	$517,041

Index

PDC 2003-A LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Cash Flows From Operating Activities

Net cash provided by operating activities was $0.4 million for the six months ended June 30, 2010, compared to approximately $0.6 million for the comparable period in 2009.  The approximately $0.2 million decrease in cash provided by operating activities was due primarily to the following:

●	An increase in natural gas and oil sales receipts of $0.1 million, or 36%;

●	A decrease in commodity price risk management realized gains receipts of $0.1 million, or 47%; and an increase in direct costs – general and administrative of $0.1 million; and

●	A decrease in Due to Managing General Partner-other, net, receipts of approximately $0.1 million, excluding natural gas and oil sales received from third parties and realized derivative gains.

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

Index

PDC 2003-A LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

The Partnership has no direct management or officers.  The management, officers and other employees that provide services on behalf of the Partnership are employed by the Managing General Partner.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, PDC, as Managing General Partner of the Partnership, carried out an evaluation under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(e) and 15d-15(e).  This evaluation considered the various processes carried out under the direction of the Managing General Partner’s Disclosure Committee in an effort to ensure that information required to be disclosed in the SEC reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required financial disclosure.

Based on the results of this evaluation, the Managing General Partner’s Chief Executive Officer and the Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2010.

(b) Changes in Internal Control over Financial Reporting

PDC, the Managing General Partner, made no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2010, that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

Index

PDC 2003-A LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding the Registrant’s legal proceedings can be found in Note 6, Commitments and Contingencies, to the Partnership’s accompanying unaudited condensed financial statements.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unit Repurchase Program:  Beginning November 2006, the third anniversary of the date of the first Partnership cash distributions, Investor Partners of the Partnership may request that the Managing General Partner repurchase their respective individual Investor Partner units, up to an aggregate total limit during any calendar year for all requesting Investor Partner unit repurchases of 10% of the initial subscription units.  There were no units repurchased during the three months ended June 30, 2010.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable.

Index

PDC 2003-A LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)
Item 6.	Exhibits

(a)       Exhibit Index.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith
3.1	Limited Partnership Agreement	10-K	000-50615	3.1	10/12/2010

3.2	Certificate of limited partnership which reflects the organization of the Partnership under West Virginia law	10-K	000-50615	3.2	10/12/2010

10.1	Drilling and operating agreement between the Partnership and Petroleum Development Corporation (dba PDC Energy), as Managing General Partner.	10-K	000-50615	10.1	10/12/2010

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